Form 10QSB
period 1999-09-30
WWW EBIZNET COM INC
filed 2000-03-15
CIK 1093816

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1999

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 000-27191

                   www.eBIZnet.com, Inc.
 ___________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Florida                                   65-0725217
________                                 ____________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

     1450 South Dixie Highway, Boca Raton, Florida  33432
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (561)447-8804


______________________________________________________
 (Former name, former address and former fiscal year,
              if changed since last report)


Check whether the Issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ____       ____


As of September 30, 1999, 6,948,500 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 1999


www.eBIZnet.com, Inc.

                                                           Page

PART I:  FINANCIAL INFORMATION

            Item 1.

            Consolidated Balance Sheet                       2
            Consolidated Statement Of Operations             3
            Consolidated Statement Of Cash Flows             4
            Notes To Consolidated Financial Statements       5


            Item 2.

            Management's Discussion And
            Analysis Or Plan Of Operation                    6

PART II:  OTHER INFORMATION                                  8


SIGNATURES                                                   9

              PART I.   FINANCIAL INFORMATION

ITEM 1.                 www.eBIZnet.com, Inc.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1999
                             (UNAUDITED)

                               ASSETS



Cash                                  $    11,380
Accounts receivable                        62,585
Trade credits                              38,490
Other                                       5,075
                                    _____________
    Total current assets                  117,530

Property and equipment                     17,189

Other assets
     Goodwill                           1,075,765
     Purchased shell                      190,000
     Customer lists                       173,335
     Software                             410,800
                                    _____________


Total Assets                          $ 1,984,619
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   247,402
     Related party payables               100,359
     Other                                  5,117
                                     ____________
       Total current liabilities          352,878
                                     ____________

Total Liabilities                         352,878
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 25,000,000 shares
       authorized, 6,948,500
       shares issued
       & outstanding                       6,948

     Paid in capital                   2,835,402

     Accumulated deficit             ( 1,210,609)
                                    ____________

Total Stockholders' Equity             1,631,741
                                    ____________
Total Liabilities And
 Stockholders' Equity               $  1,984,619
                                    ============

See Notes to Consolidated Financial Statements
                         www.eBIZnet.com, Inc.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                1998          1999        1998        1999
                                ____          ____        ____        ____


Sales                        $  71,796     $  88,249  $ 234,428   $   419,506

Operating expenses            (119,296)     (448,025)  (354,375)   (1,468,659)
                             _________     _________  _________   ___________
Income (loss) from
 operations                   ( 47,500)     (359,776)  (119,947)   (1,049,153)
                             _________     _________  _________   ___________

Other income (expenses)
     Interest income                37           318         38           318
     Interest expense         (  4,178)                (  4,178)
     Sale of fixed assets                      1,118                    1,118
                             _________     _________  _________   ___________
Total other income (exp.)     (  4,141)        1,436   (  4,140)        1,436
                             _________     _________  _________   ___________
Income (loss) before provision
 for income taxes             ( 51,641)     (358,340)  (124,087)   (1,047,717)

Provision for income tax             -             -          -             -
                             _________     _________  _________   ___________


Net income (loss)            $( 51,641)    $(358,340) $(124,087)  $(1,047,717)
                             =========     =========  =========   ===========

Net income (loss) per share
(Basic and fully diluted)    $(   .02)    $(    .05)  $(   .06)    $(   .16)
                             =========     =========  =========    =========

Weighted average number of
common shares outstanding    2,745,500     6,948,500  2,229,833    6,507,611
                             =========     =========  =========    =========
*less than $.01 per share

See Notes to Consolidated Financial Statements
                         www.eBIZnet.com, Inc.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                   September 30,
                                                1998          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(124,087)  $(1,047,717)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation and amortization                         351,397
       Accounts receivable                                  ( 61,911)
       Trade credits                                        ( 38,490)
       Accounts pay. and accrued expenses       59,704        10,008
       Overdrafts                                           ( 20,423)
       Compensatory stock issuances                          118,724
       Other                                                      42
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 ( 64,383)     (688,370)
                                             _________     _________

Cash Flows from Investing Activties:

       Equipment purchases                                  (  9,193)
       Equipment sales                                         1,118
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                               (  8,075)

Cash Flows from Financing Activities:

       Increase in rel. party. note             75,000        22,215
       Sale of common stock                          -       157,500
       Exercise of warrants                                  528,110
                                             _________     _________
         Net cash provided
         by (used for)
         financing activites                    75,000       707,825
                                             _________     _________

Net Increase (Decrease) In Cash                 10,617        11,380

Cash At The Beginning Of The Period              1,677             -
                                             _________     _________

Cash At The End Of The Period                $  12,294     $  11,380
                                             =========     =========


Schedule of non-cash investing and financing activities:

During the nine months ended September 30, 1999 the Company issued 390,000 common shares for assets valued at $2,017,724.


See Notes to Consolidated Financial Statements
                      www.eBIZnet.com, Inc.
            Notes to Consolidated Financial Statements
                           (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.
The results of operations for such interim periods are not necessarily indicative of operations for a full year.

The accompanying consolidated financial statements include the accounts of www.eBIZnet.com, Inc. and its wholly owned subsidiaries
Electronic Business Network, Inc., JBX Online, Inc., and Global
Online Exchange, Inc. All intercompany accounts and transactions have been eliminated.

                       www.eBIZnet.com, Inc.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

Business Development

     The Company was incorporated in Florida in January, 1997 under the name Florida Internet Stock Exchange, Inc. to develop and operate proprietary websites. In October 1997, the Company changed its name to Florida Diet Services, Inc. and began to focus its business on the development of its proprietary website, www.dietplace.com, a multimedia interactive network environment for the dissemination of human nutrition and dietary information and for the promotion, marketing and sales of specialized food and nutrition diet products. The Company, which adopted its current name in December 1998, currently operates its business through five wholly owned subsidiaries, each targeted at a different niche of the internet/information technology industry.

     In December, 1998 the Company purchased the shares of Electronic Business Network, Inc., a Florida corporation formed in 1995 to provide internet advertising and marketing, including the creation of websites and advertising banners for use at these sites.

     In January, 1999 the Company's wholly owned subsidiary, JBX Online, Inc., purchased the assets of JBX Designs, Inc. d/b/a JBX Online, which provides voice/data/network communications services and is developing proprietary hardware and software products for use in the digital telecommunications field.

     In March, 1999 the Company's wholly owned subsidiary, Global Online Exchange, Inc., purchased the assets of International Trade Exchange, Ltd., d/b/a International Credit Reserve Exchange ("ICRE"). ICRE is an established internet barter exchange company.

     In April, 1999 the Company's wholly owned subsidiary, Global Online Exchange, Inc., purchased the assets of Barter Accounting Software, consisting of a proprietary barter accounting software program and related goodwill.

     On September 29, 1999, Garland E. Harris was removed by a shareholders' consent action, as Director, President and Chief Executive Officer of the Corporation and as a signatory to the Corporation's bank account. By a resolution of the Board of Directors, Willis B. Hale was elected as Chairman and Chief Executive Officer. Mr. Hale has over twenty years of varied financial, internet and business experience. His original training is in engineering, where he has excelled in environmental engineering and design. Mr. Hale brings over two decades of finance and acquisition experience to the role of CEO and Chairman.

Business of Issuer

Principal Products, Services, and Markets

     Electronic Business Network ("EBN"), was formed in 1995 to provide internet advertising and marketing services to prospective advertisers.
The new management team,however, realized that future trends in web site advertising, although still growing, would eventually be partially replaced by other forms of internet marketing communications such as "opt-in mail". These newer methods of advertising would be less expensive and more effective than banner ads for the paying advertiser. Therefore it was determined that the company would not rely on a revenue model that might be trending downward over time. Currently, management is exploring new sources of revenues and business opportunities.

     Global Online Exchange, Inc. ("GOE"). GOE was formed in March, 1999 to develop and operate an online trade and exchange portal, in which barter organizations, corporate trade exchanges, businesses and individuals, anyone with a product or service to buy, sell, exchange or trade, will be able to conduct barter transactions online in real time, globally. Revenues are generated by providing listing services, information transaction exchanges, sales commissions, membership dues and escrow services for the online barter community. According to the International Reciprocal Trade Association ("IRTA"), a barter industry trade organization, the barter community trades more than $9 billion per year in goods and services over the internet. It is GOE's plan to offer a unique selling proposition to the international business person; the ability to buy, sell, trade, or exchange goods and services for part trade, part cash or full exchange for other goods - whatever can be negotiated between the two parties within the context of the Global Online Exchange. The GOE will be a personalized portal for traders, exchangers, buyers, sellers and negoitators of arrangements between parties, across all borders.

     In March, 1999, GOE acquired the assets of International Credit Reserve Exchange, Ltd. ("ICRE"), a company with eighteen (18) years experience as a barter/trade exchange company. ICRE has over 300 active members trading more than $2,000,000 annually. In addition, GOE purchased the assets of Barter Accounting Software of Kansas City, Missouri in April 1999. Barter Accounting Software is the developer and owner of a widely used barter accounting software program. GOE intends to utilize its new software and the existing clientele of ICRE to seek and expand opportunities in the online barter industry.

     JBX Designs, Inc. ("JBX"). JBX, based in Deerfield Beach, Florida was formed in January, 1999 to provide voice, date and network communication services to corporate clients. In January, 1999 JBX purchased the assets of JBX Designs, Inc., whose principal, John Boudreaux has more than twelve
(12) years experience in this field. Mr. Boudreaux is now employed by JBX. The major current focus of JBX is the development of network access point hardware and software, which allows for shared resources among telecommunication service providers.

     Capital Publications, Inc. is inactive at this time.

     Stormcrow Studios ("Stormcrow"). Stormcrow was formed in April, 1999 to develop multimedia content for use primarily on broadcast internet websites. In April, 1999 the Company employed Gerald Talifero to develop and produce multimedia content for the Company. Stormcrow's current focus is the production of multimedia advertisements for broadcast through the internet. Stormcrow's work product is still in development.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

	 In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

www.eBIZnet.com, Inc.


By: /s/Willis Hale
Willis Hale, President
             and Director


Date:  March 1, 2000